Form 10-Q
period 2016-09-30
Atlan Media, Inc.
filed 2016-12-28
CIK 1673731

OMB APPROVAL
OMB Number:	3235-0070
Expires:	April 30, 2015
Estimated average burden
hours per response .	187.43

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 30 SEPTEMBER 2016

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to___________________

Commission File Number: 333-211184

ATLAN MEDIA INC
(Exact name of registrant as specified in its charter)

NEVADA	____________________________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

LEVEL 19, 1 O'CONNELL STREET, NSW, SYDNEY 2000 AUSTRALIA	____________________________
(Address of principal executive offices)	(Zip Code)

+61285203912
(Registrant’s telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes       [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ] Yes        [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

SEC1296(01-12)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes        [X] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
[   ] Yes        [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Mine Safety Disclosures

Item 5. Exhibits

Exhibit Index

Exhibits 31.1: Financial Statements

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Exhibit attached.

SEE EXHIBIT 1 “ATLAN MEDIA INC. FINANCIAL STATEMENTS SEPTEMBER 30 2016”

ATLAN MEDIA INC.
Balance Sheet

September 30,
2016

ASSETS

Current Assets:

Cash	$1,632,109
Prepaid expenses	9,000

Total current assets	1,641,109

Fixed Assets	100

Total assets	$1,641,209

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loans payable to related party	$10,075

Total current liabilities	10,075

Commitments and Contingencies

Stockholders' Equity:

Common stock, 500,000,000 shares authorized, par value $0.001, 99,250,000 shares issued and outstanding	99,250

Additional paid in capital	1,697,130

Accumulated deficit	(165,246)

Total stockholders' equity	1,631,134

Total liabilities and stockholders' equity	$1,641,209

ATLAN MEDIA INC.
Statement of Operations

April 1, 2016
(Inception) to
September
30,
2016

Revenue	$-

General and Administrative Expenses	165,246
Operating loss	(165,246)

Loss before income taxes	(165,246)

Provision for Income Taxes	-

Net loss	$(165,246)

Basic and Diluted
Loss Per Common Share	$(0.00)

Weighted Average Number of Common Shares Outstanding	69,475,000

ATLAN MEDIA INC.
Statement of Stockholder's Equity

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Equity

Balances - April 1, 2016 (Inception)	-	$-	$-	$-	$-

Shares issued for cash, $0.018 per share	90,250,000	90,250	1,543,23 4	-	1,633,484
Shares issued for services	9,000,000	9,000	153,896		162,896
Net loss for the period	-	-	-	(165,246)	(165,246)

Balance - September 30, 2016	99,250,000	99,250	1,697,13 0	(165,246)	1,631,134

ATLAN MEDIA INC.
Statement of Cash Flows

April 1,
2016
(Inception)
to
September
30,
2016

OPERATING ACTIVITIES:
Net loss	$(165,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation for services	162,896
Increase in prepaid expenses	(9,000)

Net cash used in operating activities	(11,350)

INVESTING ACTIVITIES:
Purchase of equipment	(100)

Net cash used in investing activities	(100)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,633,484
Proceeds from related party loans	10,075

Net cash provided by financing activities	1,643,559

Net change in cash	1,632,109

Cash, Beginning of Period	-

Cash, End of Period	$1,632,109

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-
Income taxes	$-

ATLAN MEDIA INC.
NOTES TO FINANCIAL STATEMENTS
September 30. 2016

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

ATLAN MEDIA Inc. (“the Company”) was incorporated under the laws of the state of Nevada on April 1, 2016. The Company has not yet realized any revenues from its planned operations.

Atlan Media is a high-end Digital Advertising Network for selected Website Publishers & Ad Buyers specializing in web-based Cost Per Click and Cost Per Display advertising.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 fiscal year end.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Fixed Assets

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets. at the following annual rates:

Computer equipment 33%

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments.

As of September 30, 2016 the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short- term nature and maturity of these instruments.

Income Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

When required, the Company records a liability for unrecognized tax positions, defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. The Company has no uncertain tax positions that require the Company to record a liability.

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued penalties and interest as of September 30, 2016.

Share-based Payments to Non-employees

The Company accounts for share-based payments to non-employees issued in exchange for services based upon the fair value of the equity instruments issued,in conformity with authoritative guidance issued by the FASB.

Loss per Share

The basic loss per share is calculated by dividing our net loss by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share is calculated by dividing our net loss by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The Company has not issued any potentially dilutive debt or equity securities.

Recently issued accounting pronouncements

The Company does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of September 30, 2016, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. As of September 30, 2016 the cumulative net operating loss carry-forward is approximately $165,246 and will expire 20 years from the year the loss was incurred.

NOTE 4. STOCKHOLDERS’ EQUITY

Authorized

The Company is authorized to issue 500,000,000 shares of $0.001 par value common stock. All common shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

Issued and Outstanding

On April 9, 2016, the Company issued 90,250,000 common shares to officers and directors for cash consideration of $0.018 per share. The proceeds of $1,633,484 were received on April 9, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our cash balance was $1,632,109 as of September 30, 2016 and $1,634,637 as of June 30, 2016. We believe our cash balance is sufficient to fund our anticipated levels of operations for at least one year. We have been utilizing funds received from our Officers and Directors in the form of loans and the purchase of shares. Being a development stage company, we have very limited operating history. After twelve months period we may need additional financing, for which we currently don't have any arrangements. We do not currently have an office in the United States but our address for service of process in Nevada is 1805 N. Carson Street, Suite X Carson City, NV 89701.

Our principal executive office is located at Level 19, 1 O’Connell Street, NSW, Sydney, 2000, Australia.

We generated revenues of $0 up to September 30, 2016 and $119,250 in revenue from the launch of our product to paying clients on May 6, 2016 up to September 30, 2016.

We are an "emerging growth company" as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to: not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have taken advantage of the extended transition period provided by Section 107 of the JOBS Act and that the election is irrevocable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Risk is an inherent part of the Company’s business and activities. The extent to which the Company properly and effectively identifies, assesses, monitors and manages each of the various types of risk involved in its activities is critical to its soundness and profitability. The Company’s broad-based portfolio of business activities helps reduce the impact that volatility in any particular area or related areas may have on its net revenues as a whole.

The Company seeks to identify, assess, monitor and manage, in accordance with defined policies and procedures, the following principal risks involved in the Company’s business activities: market risk, credit risk, operational risk, legal risk and funding risk.

Risk management at the Company is a multi-faceted process with independent oversight that requires constant communication, judgment and knowledge of specialized products and markets. The Company’s senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. In recognition of the increasingly varied and complex nature of the global financial services business, the Company’s risk management policies, procedures and methodologies are evolutionary in nature and are subject to ongoing review and modification.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As of September 30 2016, Atlan Media Inc is not involved in or be a party to any legal proceedings.

Item 1A. Risk Factors.

Zero material changes to risk factors relating to our business, market, or activities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None applicable for the period ending September 30 2016.

Item 3. Defaults Upon Senior Securities.

As of September 30 2016 there have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

            (a) The registrant must disclose under this item any information required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q, but not reported, whether or not otherwise required by this Form 10-Q. If disclosure of such information is made under this item, it need not be repeated in a report on Form 8-K which would otherwise be required to be filed with respect to such information or in a subsequent report on Form 10-Q; and

            (b) Furnish the information required by Item 407(c)(3) of Regulation S-K (§229.407 of this chapter).

Item 6. Exhibits.

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from Atlan Media Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statement of Operations, (iii) Statement of Stockholder's Equity, (iv) Statement of Cash Flows, and (v) Notes to Financial Statements.

*To be furnished by Form 10-Q/A.

SIGNATURES*

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)

27 DECEMBER 2016

WILLIAM ATLAN CHIEF EXECUTIVE OFFICER

** Print name and title of the signing officer under his signature.